Form 10-Q
period 2013-09-30
Mountainwalk Acquisition Corp
filed 2013-11-14
CIK 1579550

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                     AMENDMENT NO. 1 T0
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                           October 31, 2013

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

______________________________________________________________________
                      FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2013 (unaudited)
and May 15, 2013                                                 2

Consensed Statements of Operations for the three months ended
September 30, 2013 and from May 1, 2013 (Inception) to September
30, 2013 (unaudited).                                            3

Condensed Statement of Cash Flows for the Period from May 1,
2013 (Inception) to September 30, 2013 (unaudited)               4

Notes to Financial Statements (unaudited)                       5-8

______________________________________________________________________

                     Mountainwalk Acquisition COrporation
                        (A Development Stage Company)
                          Condensed Balance Sheets

                      ASSETS

                                                September 30,2013   May 15, 2013
                                                  ------------      ------------
                                                   (unaudited)
  Current Assets
    Cash                                         $      2,000       $    2,000
                                                  ------------      -----------
            Total assets                         $      2,000       $    2,000
                                                  ============      ===========


    LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
    Accrued liabilities                                 1,150              400
                                                  ------------      -----------
            Total liabilities                           1,150              400
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding                                     2,000            2,000

  Additional paid-in capital                              193              193

  Deficit accumulated during the
       development stage                               (1,343)            (593)
                                                  ------------      -----------

         Total Stockholders' Equity                       850            1,600
                                                  ------------      -----------

        Total Liabilities and Stockholders'
        Equity                                   $      2,000       $    2,000
                                                  ============      ===========



The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________
                     Mountainwalk Acquisition COrporation
                        (A Development Stage Company)
                     Condensed Statements of Operations
                               (Unaudited)

                                   For the three      For the period from
                                    months ended         May 1, 2013
                                    September 30,      (Inception) to
                                         2013         September 30, 2013
                                  --------------      -----------------
    Revenue                         $          -       $            -

    Operating expenses                         -                  1,343
                                  --------------      ------------------
    Operating loss                             -                 (1,343)


    Net loss                        $          -       $         (1,343)
                                   =============      ==================

    Loss per share -
        basic and diluted           $     (0.00)
                                   ==============

    Weighted average shares-
        basic and diluted              20,000,000
                                   ==============


The accompanying notes are an integral part of these condensed financial statements.

______________________________________________________________________
                     Mountainwalk Acquisition COrporation
                        (A Development Stage Company)
                     Condensed Statement of Cash Flows
                               (Unaudited)

                                                      For the period from
                                                          May 1, 2013
                                                        (Inception) to
                                                      September 30, 2013
                                                      ------------------
 OPERATING ACTIVITIES

   Net loss                                            $     (1,343)
                                                       ----------------
      Change in operating assets and liabilities:

      Accrued liabilities                                     1,150
                                                       ----------------
      Net cash used in operating activities                    (193)
                                                       ----------------
 FINANCING ACTIVITIES

   Proceeds from issuance of common stock                     2,000

   Proceeds from stockholders' contribution                     193
                                                       ----------------
        Net cash provided by financing activities             2,193
                                                       ----------------
   Net increase in cash                                       2,000

   Cash, beginning of period                                     -
                                                       ----------------
   Cash, end of period                                 $      2,000
                                                       ================


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

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mountainwalk Acquisition Corporation ("Mountainwalk" or "the Company") was incorporated on May 1, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Mountainwalk. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2013.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of September 30, 2013.

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2013, there were no deferred taxes.

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses for the period from May 1 (Inception) to September 30, 2013. As of September 30, 2013, the Company has an accumulated deficit of $1,343. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top
740): Presentation of an Unrecognized Tax Benefit When a Net
Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2013, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

In May 7, 2013, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

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

     As of September 30, 2013 Mountainwalk had not generated revenues and had no income or cash flows from operations since inception. The continuation of Mountainwalk as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Mountainwalk. Tiber Creek Corporation will pay all expenses incurred by Mountainwalk until a change in control is effected, without repayment.


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

Dated:   November 12, 2013